Form 10-K
period 2023-12-31
GS Mortgage Securities Trust 2019-GC38
filed 2024-03-19
CIK 1763207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 10, 2023 and the primary servicer of the 145 Clinton Mortgage Loan, the 5444 & 5430 Westheimer Mortgage Loan and the Albertsons Industrial - PA Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Pier 70 Mortgage Loan, the 145 Clinton Mortgage Loan, the 5444 & 5430 Westheimer Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the 3 Park Avenue Mortgage Loan and the Fairbridge Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as special servicer of the Pier 70 Mortgage Loan and KeyBank National Association, as special servicer of the Albertsons Industrial - PA Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC, as special servicer of the Pier 70 Mortgage Loan, CWCapital Asset Management LLC, as special servicer of the 145 Clinton Mortgage Loan and the 5444 & 5430 Westheimer Mortgage Loan, LNR Partners, LLC, as special servicer of the 3 Park Avenue Mortgage Loan and the Fairbridge Office Portfolio Mortgage Loan and KeyBank National Association, as special servicer of the Albertsons Industrial - PA Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 10, 2023

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 10, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the 365 Bond Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 365 Bond Mortgage Loan prior to May 10, 2023 (see Exhibit 33.2)

33.13       K-Star Asset Management LLC, as Special Servicer of the 365 Bond Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the 365 Bond Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the 365 Bond Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the 365 Bond Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 365 Bond Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.1)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023 (see Exhibit 33.2)

33.21       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.6)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Pier 70 Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Pier 70 Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wilmington Trust, National Association, as Trustee of the Pier 70 Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Pier 70 Mortgage Loan (see Exhibit 33.6)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Pier 70 Mortgage Loan

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pier 70 Mortgage Loan (see Exhibit 33.8)

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 145 Clinton Mortgage Loan (see Exhibit 33.2)

33.35       CWCapital Asset Management LLC, as Special Servicer of the 145 Clinton Mortgage Loan

33.36       Wells Fargo Bank, National Association, as Trustee of the 145 Clinton Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the 145 Clinton Mortgage Loan (see Exhibit 33.6)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the 145 Clinton Mortgage Loan (see Exhibit 33.7)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 33.2)

33.41       CWCapital Asset Management LLC, as Special Servicer of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 33.35)

33.42       Wells Fargo Bank, National Association, as Trustee of the 5444 & 5430 Westheimer Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 33.6)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 33.7)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.47       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan (see Exhibit 33.31)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan (see Exhibit 33.8)

33.52       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.54       LNR Partners, LLC, as Special Servicer of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 33.47)

33.55       Wilmington Trust, National Association, as Trustee of the Fairbridge Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Citibank, N.A., as Custodian of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 33.49)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 33.31)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.59       U.S. Bank National Association, as Servicing Function Participant of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 33.52)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.2)

33.61       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.6)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.31)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 10, 2023

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 10, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the 365 Bond Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 365 Bond Mortgage Loan prior to May 10, 2023 (see Exhibit 34.2)

34.13       K-Star Asset Management LLC, as Special Servicer of the 365 Bond Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the 365 Bond Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the 365 Bond Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the 365 Bond Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 365 Bond Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.1)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023 (see Exhibit 34.2)

34.21       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.6)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Pier 70 Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Pier 70 Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wilmington Trust, National Association, as Trustee of the Pier 70 Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Pier 70 Mortgage Loan (see Exhibit 34.6)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Pier 70 Mortgage Loan

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pier 70 Mortgage Loan (see Exhibit 34.8)

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 145 Clinton Mortgage Loan (see Exhibit 34.2)

34.35       CWCapital Asset Management LLC, as Special Servicer of the 145 Clinton Mortgage Loan

34.36       Wells Fargo Bank, National Association, as Trustee of the 145 Clinton Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the 145 Clinton Mortgage Loan (see Exhibit 34.6)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the 145 Clinton Mortgage Loan (see Exhibit 34.7)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 34.2)

34.41       CWCapital Asset Management LLC, as Special Servicer of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 34.35)

34.42       Wells Fargo Bank, National Association, as Trustee of the 5444 & 5430 Westheimer Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 34.6)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 34.7)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.47       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan (see Exhibit 34.31)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan (see Exhibit 34.8)

34.52       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.54       LNR Partners, LLC, as Special Servicer of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 34.47)

34.55       Wilmington Trust, National Association, as Trustee of the Fairbridge Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Citibank, N.A., as Custodian of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 34.49)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 34.31)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.59       U.S. Bank National Association, as Servicing Function Participant of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 34.52)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.2)

34.61       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.6)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.31)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 10, 2023

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 10, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 365 Bond Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 365 Bond Mortgage Loan prior to May 10, 2023 (see Exhibit 35.2)

35.8         K-Star Asset Management LLC, as Special Servicer of the 365 Bond Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023 (see Exhibit 35.2)

35.11       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Pier 70 Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Pier 70 Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 145 Clinton Mortgage Loan (see Exhibit 35.2)

35.15       CWCapital Asset Management LLC, as Special Servicer of the 145 Clinton Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5444 & 5430 Westheimer Mortgage Loan (see Exhibit 35.2)

35.17       CWCapital Asset Management LLC, as Special Servicer of the 5444 & 5430 Westheimer Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.19       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Fairbridge Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the Fairbridge Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 35.2)

35.23       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2024